Form 10-K
period 2000-12-31
AMSOUTH AUTO RECEIVABLES LLC
filed 2001-03-29
CIK 1116077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                 Form 10-K

               [x] Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 2000.

             [_] Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
          for the transition period from             to             .

                       Commission file number 333-38676

                         AMSOUTH AUTO RECEIVABLES, LLC
                 (Exact name of registrant as specified in its
                                   charter)

               Delaware                                63-1254677
       (State of Incorporation)           (I.R.S. Employer Identification No.)

        AmSouth Sonat Tower
      1900 Fifth Avenue North
        Birmingham, Alabama                              35203
(Address of principal executive offices)              (zip code)

      Registrant's telephone number, including area code: (205) 320-7151

     Securities Registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___.
                                               ---

     Documents Incorporated by Reference: None

                               TABLE OF CONTENTS

                                                                                 PAGE
PART I

Item 1.  Business                                                                    1

Item 2.  Properties                                                                  1

Item 3.  Legal Proceedings                                                           1

Item 4.  Submission of Matters to a Vote of Security Holders                         1

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters       1

Item 6.  Selected Financial Data                                                     2

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       2

Item 7a. Quantitative and Qualitative Disclosures about Market Risk                  2

Item 8.  Financial Statements and Supplementary Data                                 2

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                    3

PART III

Item 10. Directors and Executive Officers of the Registrant                          3

Item 11. Executive Compensation                                                      3

Item 12. Security Ownership of Certain Beneficial Owners and Management              3

Item 13. Certain Relationships and Related Transactions                              3

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K             3

     Terms not otherwise defined herein have the meanings set forth in the Sale and Servicing Agreement (the "Sale and Servicing Agreement") relating to AmSouth Auto Trust 2000-1.

                                     PART I

ITEM 1. BUSINESS

     AmSouth Auto Receivables, LLC (the "Registrant"), is a Delaware limited liability company formed for the sole purpose of issuing asset-backed securities through trusts or limited liability companies. One trust has been originated by the Registrant: AmSouth Auto Trust 2000-1 (the "Trust"), formed pursuant to a Trust Agreement dated as of October 1, 2000, between the Registrant and The Chase Manhattan Bank, as owner trustee. The only business of the Trust is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-38676). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2. PROPERTIES

     The Registrant and the Trust do not have any physical properties. Accordingly, this item is inapplicable.

ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings involving the Registrant, the Trust, or any Notes involving the Trustee which were pending at December 31, 2000, or as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No votes or consents of Noteholders were solicited during fiscal year 2000 for any purpose.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Notes.

     As of December 31, 2000, there were 8 holders of record for the Class A-1 Notes, 16 holders of record for the Class A-2 Notes, 29 holders of record for the Class A-3 Notes, 10 holders of record for the Class A-4 Notes, 2 holders of record for the Class B Notes and 1 holder of record for the Class C Notes of the Trust.

     Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

ITEM 6. SELECTED FINANCIAL DATA.

     No financial data is required of the Registrant, inasmuch as the Registration Statement on Form S-3 (File No. 333-38676) was filed for and on behalf of the Trust and, furthermore, because Registrant is not a guarantor of any of the payments due from the Trust to the Noteholders.

     The regular monthly servicer report forms, which the Trustee is required to include with each monthly distribution of the Trust's assets to Noteholders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Sale and Servicing Agreement to be reported to Noteholders.

     The Trust's Servicer Reports for the months ended October 31, 2000 through December 31, 2000 are incorporated herein by reference and attached hereto as Exhibit No. 99.1.

     The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Servicer Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Because of the limited business activity of the Trust, the presentation of Quantitative and Qualitative Disclosure About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Servicer Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the motor vehicle-related receivables. The only material items of

"expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Servicer Reports (filed under Current Reports on Form 8-K) provide complete information on the amounts of the "income" and "expenses" of the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 2000, there were 66 registered Noteholders of the Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Noteholders' security positions in the Trust may exceed 5% of the Outstanding Amount, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant received payments from the Trust in accordance with the terms of the Sale and Servicing Agreement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
     8-K

     (a) (1) and (2):

     Incorporated herein and attached hereto as Exhibit 99.1 are copies of the Servicer Reports to the Trust for the year ended December 31, 2000. Copies of the Independent Accountants' report and the Officer's Certificate of the Servicer are incorporated herein by reference as Exhibit No. 99.2 and Exhibit 99.3, respectively.

     (a) (3)  EXHIBITS

------------------------------------------------------------------------------------------------
    Designation                        Description                         Method of Filing
------------------------------------------------------------------------------------------------
    Exhibit 3.1           Amended and Restated Limited Liability                  **
                          Company Agreement of the Registrant
------------------------------------------------------------------------------------------------

    Exhibit 4.1           Form of Indenture between the Issuer and the            *
                          Indenture Trustee (including forms of Notes)
------------------------------------------------------------------------------------------------

    Exhibit 10.1          Form of Sale and Servicing Agreement among              *
                          the Registrant, the Servicer and the Issuer
------------------------------------------------------------------------------------------------

    Exhibit 10.2          Form of Receivables Purchase Agreement                  *
                          between an Originator and the Registrant
------------------------------------------------------------------------------------------------

    Exhibit 99.1          Monthly Servicer's Reports                              99.1
------------------------------------------------------------------------------------------------

    Exhibit 99.2          Independent Accountants' Report                         99.2
------------------------------------------------------------------------------------------------

    Exhibit 99.3          Officer's Certificate of the Servicer                   99.3
------------------------------------------------------------------------------------------------

* Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 2000 (File No. 333-38676).

** Filed as an exhibit to the Registrant's Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 29, 2000 (File No. 333-38676).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2001

Re:    AmSouth Auto Trust 2000-1

                                   AMSOUTH AUTO RECEIVABLES, LLC

                                   By: /s/ R. Mark Graf
                                       -------------------------
                                   Name: R. Mark Graf
                                   Title: President