Form 10-K
period 2001-12-31
AMSOUTH AUTO RECEIVABLES LLC
filed 2002-03-29
CIK 1116077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[_]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from             to             .

Commission file number 333-38676

AMSOUTH AUTO RECEIVABLES, LLC
(Exact name of registrant as specified in its Charter)

Delaware	63-1254677
(State of Incorporation)	(I.R.S. Employer Identification No.)

AmSouth Center 1900 Fifth Avenue North Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (205) 320-7151

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [    ].

Documents Incorporated by Reference: None

Terms not otherwise defined herein have the meanings set forth in the Sale and Servicing Agreement (the Sale and Servicing Agreement) relating to AmSouth Auto Trust 2000-1.

PART I

ITEM 1.     BUSINESS

AmSouth Auto Receivables, LLC (the Registrant), is a Delaware limited liability company formed for the sole purpose of issuing asset-backed securities through trusts or limited liability companies. One trust has been originated by the Registrant: AmSouth Auto Trust 2000-1 (the Trust), formed pursuant to a Trust Agreement dated as of October 1, 2000, between the Registrant and The Chase Manhattan Bank, as owner trustee. The only business of the Trust is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-38676). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2.     PROPERTIES

The Registrant and the Trust do not have any physical properties. Accordingly, this item is inapplicable.

ITEM 3.     LEGAL PROCEEDINGS

There were no material legal proceedings involving the Registrant, the Trust, or any Notes involving the Trustee which were pending at December 31, 2001, or as of the date of this report

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during fiscal year 2001 for any purpose.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Notes.

As of December 31, 2001, there were no holders of record for the Class A-1 Notes, 14 holders of record for the Class A-2 Notes, 20 holders of record for the Class A-3 Notes, 14 holders of record for the Class A-4 Notes, 2 holders of record for the Class B Notes and 1 holder of record for the Class C Notes of the Trust.

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

The regular monthly servicer report forms, which the Trustee is required to include with each monthly distribution of the Trust’s assets to Noteholders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Sale and Servicing Agreement to be reported to Noteholders.

The Trust’s Servicer Reports for the months ended January 31, 2001 through December 31, 2001 are incorporated herein by reference as Exhibit No. 99.1.

The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

1

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Servicer Reports (filed under Current Reports on Form 8-K) as described above.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially pass-through securities, the Trust will have income only in the limited sense of collecting payments on the motor vehicle-related receivables. The only material items of expense for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Servicer Reports (filed under Current Reports on Form 8-K) provide complete information on the amounts of the income and expenses of the Trust.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.

ITEM 11.     EXECUTIVE COMPENSATION.

Not applicable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2001, there were 32 registered Noteholders of the Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Noteholders’ security positions in the Trust may exceed 5% of the Outstanding Amount, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant received payments from the Trust in accordance with the terms of the Sale and Servicing Agreement.

2

PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2):

Incorporated herein by reference as Exhibit 99.1 are the Servicer Reports to the Trust for the year ended December 31, 2001. Copies of the Independent Accountants’ report and the Officer’s Certificate of the Servicer are incorporated herein by reference as Exhibit No. 99.2 and Exhibit 99.3, respectively.

(a)    (3) EXHIBITS

Designation	Description	Method of Filing
Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Registrant	**

Exhibit 4.1	Form of Indenture between the Issuer and the Indenture Trustee (including forms of Notes)	*

Exhibit 10.1	Form of Sale and Servicing Agreement among the Registrant, the Servicer and the Issuer	*

Exhibit 10.2	Form of Receivables Purchase Agreement between an Originator and the Registrant	*

Exhibit 99.1	Monthly Servicer’s Reports for the months ending January 31, 2001 – December 31, 2001	***

Exhibit 99.2	Independent Accountants’ Report	99.2

Exhibit 99.3	Officer’s Certificate of the Servicer	99.3

*
Filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 2000 (File No. 333-38676).

**
Filed as an exhibit to the Registrant’s Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 29, 2000 (File No. 333-38676).

***	Filed as Exhibit 99.2 to Current Reports on Form 8-K (File No. 333-38676) as follows:

Servicer’s Report for the month ended:	Date Filed:
January 31, 2001	February 28, 2001
February 28, 2001	March 29, 2001
March 31, 2001	April 27, 2001
April 30, 2001	May 30, 2001
May 31, 2001	June 28, 2001
June 30, 2001	July 30, 2001
July 31, 2001	August 30, 2001
August 31, 2001	September 28, 2001
September 30, 2001	October 31, 2001
October 31, 2001	November 29, 2001
November 30, 2001	December 28, 2001
December 31, 2001	January 30, 2002

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002

Re: AmSouth Auto Trust 2000-1

AM	SOUTH AUTO RECEIVABLES, LLC

By	: /s/ P. K. Chatterjee
Na	me: P. K. Chatterjee
Tit	le: President

4