Form 10-K
period 2002-12-31
AMSOUTH AUTO RECEIVABLES LLC
filed 2003-03-24
CIK 1116077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Documents Incorporated by Reference: None

		PAGE

PART I
Item 1.	Business	1

Item 2.	Properties	1

Item 3.	Legal Proceedings	1

Item 4.	Submission of Matters to a Vote of Security Holders	1

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	1

Item 6.	Selected Financial Data	2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk	2

Item 8.	Financial Statements and Supplementary Data	2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	3

PART III
Item 10.	Directors and Executive Officers of the Registrant	3

Item 11.	Executive Compensation	3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

Item 13.	Certain Relationships and Related Transactions	3

Item 14.	Controls and Procedures	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	3

	Terms not otherwise defined herein have the meanings set forth in the Sale and Servicing Agreement (the Sale and Servicing Agreement) relating to AmSouth Auto Trust 2000-1.

i

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

Due to the limited nature of the business of the Registrant it does not maintain an internet website.  However, the Registrant will make available free of charge copies of its filings with the Securities and Exchange Commission upon request to its Treasurer at 205-326-4049.

ITEM 2. PROPERTIES

The Registrant and the Trust do not have any physical properties. Accordingly, this item is inapplicable.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings involving the Registrant, the Trust, or any Notes involving the Trustee which were pending at December 31, 2002, or as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during fiscal year 2002 for any purpose.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Notes.

As of December 31, 2002, there were no holders of record for the Class A-1 Notes, no holders of record for the Class A-2 Notes, 21 holders of record for the Class A-3 Notes,  15 holders of record for the Class A-4 Notes, 2 holders of record for the Class B Notes and 1 holder of record for the Class C Notes of the Trust.

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

The Trust’s Servicer Reports for the months ended January 31, 2002 through December 31, 2002 are incorporated herein by reference as Exhibit No. 99.1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2002, there were 29 registered Noteholders of the Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Noteholders’ security positions in the Trust may exceed 5% of the Outstanding Amount, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.   The  Trust has never had any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant received payments from the Trust in accordance with the terms of the Sale and Servicing Agreement.

ITEM 14.  CONTROLS AND PROCEDURES.

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2):

Incorporated herein by reference as Exhibit 99.1 are the Servicer Reports to the Trust for the year ended December 31, 2002. Copies of the Independent Accountants’ report and the Officer’s Certificate of the Servicer are attached hereto as Exhibits No. 99.2 and Exhibit 99.3, respectively.

(a)  (3) EXHIBITS

Designation	Description	Method of Filing

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Registrant	**

Designation	Description	Method of Filing

Exhibit 4.1	Form of Indenture between the Issuer and the Indenture Trustee (including forms of Notes)	*

Exhibit 10.1	Form of Sale and Servicing Agreement among the Registrant, the Servicer and the Issuer	*

Exhibit 10.2	Form of Receivables Purchase Agreement between an Originator and the Registrant	*

Exhibit 99.1	Monthly Servicer’s Reports for the months ending January 31, 2002 – December 31, 2002	***

Exhibit 99.2	Independent Accountants’ Report	99.2

Exhibit 99.3	Officer’s Certificate of the Servicer	99.3

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

***  Filed as Exhibit 99.2 to Current Reports on Form 8-K (File No. 333-38676) as follows:

Servicer’s Report for the month ended:	Date Filed:

January 31, 2002	February 27, 2002
February 28, 2002	March 29, 2002
March 31, 2002	April 29, 2002
April 30, 2002	May 30, 2002
May 31, 2002	June 28, 2002
June 30, 2002	July 30, 2002
July 31, 2002	August 23, 2002
August 31, 2002	September 26, 2002
September 30, 2002	October 29, 2002
October 31, 2002	November 27, 2002
November 30, 2002	December 30, 2002
December 31, 2002	January 29, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24,  2003

Re: AmSouth Auto Trust 2000-1

AMSOUTH AUTO RECEIVABLES, LLC

By:	/s/ DONALD R. KIMBLE

Name:	Donald R. Kimble
Title:	President

CERTIFICATION

I, Donald R. Kimble, certify that:

1.

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of AmSouth Auto Receivables LLC;

2.

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Sale and Servicing Agreement is included in these reports;

4.

I am responsible for reviewing the activities performed by the servicer under the Sale and Servicing Agreement, and based upon the review required under the Sale and Servicing Agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the Sale and Servicing Agreement; and

5.

I have disclosed to the registrant’s certified public accountants all significant deficiencies relating to the servicer’s compliance with minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Sale and Servicing Agreement.

/s/ DONALD R. KIMBLE

Date: March 24, 2003	Donald R. Kimble President