Form 10-K
period 2003-12-31
AMSOUTH AUTO RECEIVABLES LLC
filed 2004-03-29
CIK 1116077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to              .

Commission file number 333-38676

AMSOUTH AUTO RECEIVABLES, LLC, Seller

AMSOUTH AUTO TRUST 2000-1, Issuer

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

- i -

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

ITEM 2. PROPERTIES

See Item 15.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings involving the Registrant, the Trust, or any Notes involving the Trustee which were pending at December 31, 2003, or as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during fiscal year 2003 for any purpose.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Registrant, there is no established public trading market for the Notes.

(a) As of December 31, 2003, there were no holders of record for the Class A-1 Notes, no holders of record for the Class A-2 Notes, no holders of record for the Class A-3 Notes, 12 holders of record for the Class A-4 Notes, two holders of record for the Class B Notes and one holder of record for the Class C Notes of the Trust.

(b) Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Item 15 and Exhibit 99.1 for information with respect to distributions to Noteholders.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	AmSouth Auto Receivables LLC	Directly owns 100% of the Certificates of the Trust	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant received payments from the Trust in accordance with the terms of the Sale and Servicing Agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2):

Incorporated herein by reference as Exhibit 99.1 are the Aggregate Trust Data for the year ended December 31, 2003. Copies of the Independent Accountants’ report and the Officer’s Certificate of the Servicer are attached hereto as Exhibits No. 99.2 and 99.3, respectively.

(a) (3) EXHIBITS

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant during the year ended December 31, 2003.

Servicer’s Report for the month ended:	Date Filed:	Items Reported
January 31, 2003	February 27, 2003***	5, 7
February 28, 2003	March 27, 2003***	5, 7
March 31, 2003	April 29, 2003***	5, 7
April 30, 2003	May 28, 2003***	5, 7
May 31, 2003	June 26, 2003***	5, 7
June 30, 2003	July 29, 2003***	5, 7
July 31, 2003	August 28, 2003***	5, 7
August 31, 2003	September 29, 2003***	5, 7
September 30, 2003	October 29, 2003***	5, 7
October 31, 2003	November 26, 2003***	5, 7
November 30, 2003	December 29, 2003***	5, 7
December 31, 2003	January 28, 2004***	5, 7

***	Incorporated herein by reference

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004

AMSOUTH AUTO TRUST 2000-1 BY: AmSouth Bank, as Administrator

By:	/s/ Donald R. Kimble
Name:	Donald R. Kimble
Title:	Executive Vice President

Designation	Description	Method of Filing
Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Registrant	*	*

Exhibit 4.1	Form of Indenture between the Issuer and the Indenture Trustee (including forms of Notes)	*

Exhibit 10.1	Form of Sale and Servicing Agreement among the Registrant, the Servicer and the Issuer	*

Exhibit 10.2	Form of Receivables Purchase Agreement between an Originator and the Registrant	*

Exhibit 31	Certification of President of Registrant	31

Exhibit 99.1	Aggregate Trust Data for the annual period January 1, 2003 – December 31, 2003	99.1

Exhibit 99.2	Independent Accountants’ Report	99.2

Exhibit 99.3	Officer’s Certificate of the Servicer	99.3

*	Filed as an exhibit to the Registrant’s Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 2000 (File No. 333-38676).
**	Filed as an exhibit to the Registrant’s Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 29, 2000 (File No. 333-38676).